Form 10-K
period 1996-12-31
LEHMAN HOME EQUITY LOAN TRUST 1994-1
filed 1997-03-11
CIK 928898

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-K

                           Pursuant to Section 13 or 15(d) of the
                               Securities Exchange Act of 1934

(Mark One)
[ x  ]        Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of                1934  [Fee Required]
For the fiscal year ended December 31,1996

                                             or

[    ]        Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act            of     1934 [Fee Required]
For the transition period from                    to
Commission file Number 33-67542-08
LEHMAN HOME EQUITY LOAN TRUST (SERIES 1994-1
(Exact name of registrant as specified in its charter
 New York                                               36-7070496
(State or other jurisdiction
(I.R.S. Employer
of incorporation or organization)
Identification
No.

C/O The First National Bank of Chicago,
Corporate Trust Services Division- 9th Floor
1 N. State Street, Chicago, IL                                        60670-0126
Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:
(312) 407-1902

                 Securities registered pursuant to Section 12(g) of the Act:
LEHMAN HOME EQUITY LOAN TRUST 1994-1, HOME EQUITY LOAN
ASSET-BACKED
CERTIFICATES, SERIES 1994-1 CLASS A
              (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 x  Yes           No
                            DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

       FORMS 8-K DATED JANUARY 23,1996; FEBRUARY 21, 1996; MARCH 21, 1996; APRIL 23, 1996; MAY 21, 1996; JUNE 21, 1996;
       JULY 23, 1996; AUGUST 21, 1996; SEPTEMBER 23, 1996; OCTOBER 22, 1996; NOVEMBER 21, 1996; DECEMBER 23, 1996

  PART I

Item 3. Legal Proceedings
       There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security
Holders.

                                           PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters
       1. Number of Certificateholders of record as of the end of the reporting year:
              There was one Certificateholder of record as of the end of the reporting year. It is:

                     Cede & Co.

       2.     Principal market in which the Certificates are traded:
              The Certificates are not traded on any public market.

       3. Aggregate Principal and Interest distributed on the certificates:

              For the period commencing January 1, 1996 and ending December 31, 1996, the following amounts were distributed to the Certificateholders:

              Principal            Interest
              $133,110,187.75       $8,106,600.14


Item 9. Changes in and Disagreements with Accountants on Accounting
and Financial        Disclosures:  Information required by Item 304 of
Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

       EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS FOR THE
       PERIOD ENDING DECEMBER 31, 1996
         Date             Principal              Interest
        01/23/96          $858,153.09            $1,078,020.60
        02/21/96          $36,122,028.66         $1,016,115.67
        03/21/96          $0.00                  $735,217.46
        04/23/96          $0.00                  $803,502.02
        05/21/96          $0.00                  $787,596.15
        06/21/96          $0.00                  $799,885.73
        07/23/96          $727,189.13            $782,589.38
        08/21/96          $95,402,810.87         $805,075.09
        09/23/96          $0.00                  $329,082.38
        10/22/96          $0.00                  $321,966.46
        11/21/96          $0.00                  $329,082.38
        12/23/96          $0.00                  $318,466.82
                          $133,110,187.75         $8,106,600.14
                                         SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)

By (Signature and Title)


   (Printed Name, Title)

Date
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) / s/ Barbara Grosse, Assistant Vice President

   (Printed Name, Title) Barbara Grosse, Assistant Vice President

Date March 5,1997